Form 10-Q
period 2021-03-31
Gores Holdings VII Inc.
filed 2021-06-11
CIK 1828096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number: 001-40091

GORES HOLDINGS VII, INC.

(Exact name of registrant as specified in its Charter)

Delaware	85-3010689
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6260 Lookout Rd.
Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

(310) 209-3010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	GSEV	Nasdaq Capital Market
Warrants	GSEVW	Nasdaq Capital Market
Units	GSEVU	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of June 10, 2021, there were 55,000,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,750,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS VII, INC.

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,005,580	$—
Deferred offering costs	—	1,999
Prepaid assets	1,899,509	—
Total current assets	2,905,089	1,999
Investments and cash held in Trust Account	550,008,699	—
Total assets	$552,913,788	$1,999

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$229,268	$5,999
State franchise tax accrual	50,000	450
Public warrants derivative liability	6,668,750	—
Private warrants derivative liability	4,203,333	—
Notes and advances payable – related party	1,350,000	—
Total current liabilities	12,501,351	6,449
Deferred underwriting compensation	19,250,000	—
Total liabilities	$31,751,351	$6,449

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 55,000,000 and -0- shares at March 31, 2021 and December 31, 2020, respectively (at redemption value of $10 per share)	550,000,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,800,000 and -0- shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,380	—
Additional paid-in-capital	—	—
Accumulated deficit	(28,838,943)	(4,450)

Total stockholders’ equity (deficit)	(28,837,563)	(4,450)

Total liabilities and stockholders’ equity (deficit)	$552,913,788	$1,999

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VII, INC.

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

(Unaudited)

Revenues	$—
Professional fees and other expenses	(162,490)
State franchise taxes, other than income tax	(50,000)
Gain from change in fair value of warrant liability	6,837,083
Allocated expense for warrant issuance cost	(607,929)
Net income from operations	6,016,664
Other income - interest income	8,699
Net income before income taxes	$6,025,363
Provision for income tax	—
Net income attributable to common shares	$6,025,363

Net income/(loss) per ordinary share:
Class A Common Stock - basic and diluted	$(1.05)
Class F Common Stock - basic and diluted	$(1.05)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VII, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2021

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Beginning Balance at January 1, 2021	-	$-	-	$-	$-	$(4,450)	$(4,450)
Sale of Class F Common Stock to Sponsor on January 4, 2021 at $0.0001 par value	-	-	11,500,000	1,150	23,850	-	25,000
Stock dividend effected on Class F Common Stock on February 25, 2021	-	-	2,300,000	230	(230)	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	6,153,334	-	6,153,334
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	-	-	-	-	(6,176,954)	-	(6,176,954)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	-	-	-	-	-	(34,859,856)	(34,859,856)
Net income	-	-	-	-	-	6,025,363	6,025,363
Balance at March 31, 2021	-	$-	13,800,000	$1,380	$-	$(28,838,943)	$(28,837,563)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS VII, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

(Unaudited)

Cash flows from operating activities:
Net income	$6,025,363
Changes in state franchise tax accrual	49,550
Changes in prepaid assets	(1,899,509)
Changes in accrued expenses, formation and offering costs	225,267
Issuance costs related to warrant liability	607,929
Changes in fair value warrants derivative liability	(6,837,083)
Net cash used in operating activities	(1,828,483)
Cash flows from investing activities:
Cash deposited in Trust Account	(550,000,000)
Interest reinvested in the Trust Account	(8,699)
Net cash used in investing activities	(550,008,699)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	550,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	13,000,000
Proceeds from sale of Class F Common Stock to Sponsor	25,000
Proceeds from notes and advances payable – related party	1,650,000
Repayment of notes and advances payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(11,000,000)
Payment of accrued offering costs	(532,238)
Net cash provided by financing activities	552,842,762
Increase in cash	1,005,580
Cash at beginning of period	—
Cash at end of period	$1,005,580
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$19,250,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$450

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VII, INC.

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

1.       Organization and Business Operations

Organization and General

Gores Holdings VII, Inc. (the “Company”) was incorporated in Delaware on September 14, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. The Company’s sponsor is Gores Sponsor VII, LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31st as its fiscal year-end.

The Company completed the Public Offering on February 25, 2021 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Financing

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $550,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

The Company intends to finance a Business Combination with the net proceeds from its $550,000,000 Public Offering and its sale of $13,000,000 of Private Placement Warrants.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of March 31, 2021, the Trust Account consisted of cash and money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund regulatory compliance requirements and other costs related thereto (a “Regulatory Withdrawal”) for a maximum 24 months and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, subject to the requirements of law and stock exchange rules.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest income earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under Nasdaq rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Currently, the Company will not redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination.

As a result of the foregoing redemption provisions, the public shares of common stock will be recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) in subsequent periods.

The Company will have 24 months from the IPO Closing Date to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of January 4, 2021 and December 31, 2020 and for the periods from January 1, 2021 through January 4, 2021 as well as September 14, 2020 (inception) through December 31, 2020 included in the final prospectus filed with the SEC on February 24, 2021.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 11,208,333 shares of Common Stock at $11.50 per share were issued on February 25, 2021. At March 31, 2021, no warrants have been exercised. The 11,208,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended March 31, 2021
	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$(22,420,196)	$(12,590,250)

Denominator:
Weighted-average shares outstanding	21,388,889	12,011,111
Basic and diluted net income/(loss) per share	$(1.05)	$(1.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $30,781,239 (including $30,250,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $607,929 are reflected as an expense in the statement of operations.

Redeemable Common Stock

As discussed in Note 3, all of the 55,000,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A Common Stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021.

The Company may be subject to potential examination by U.S. federal, states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal, states or foreign tax laws.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with and the credit quality of the financial institutions with which it invests. Periodically, the Company may maintain balances in various operating accounts in excess of federally insured limits.

Investments and Cash Held in Trust Account

At March 31, 2021, the Company had $550,008,699 in the Trust Account which may be utilized for Business Combinations. At March 31, 2021, the Trust Account consisted of both cash and money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, subject to the requirements of law and stock exchange rules.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statement of operations. For issued or modified warrants that meet all of the criteria for equity classifications, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements based on current operations of the Company.  The impact of any recently issued accounting standards will be re-evaluated on a regular basis or if a business combination is completed where the impact could be material.

Going Concern Consideration

If the Company does not complete its Business Combination by February 25, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by February 25, 2023, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless.

In addition, at March 31, 2021 and December 31, 2020, the Company had current liabilities of $12,501,351 and $6,449, respectively, and working capital of ($9,596,262) and ($4,450), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a business combination has been consummated, as they do not require cash settlement until such event has occurred.

3.       Public Offering

Public Units

On February 25, 2021, the Company sold 55,000,000 units at a price of $10.00 per unit (the “Units”), including 7,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $550,000,000. Each Unit consists of one share of the Company’s Class A Common Stock (the “public shares”), and one-eighth of one redeemable common stock purchase warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($11,000,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% ($19,250,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging –

Contracts in Entity’s Own Equity.” The fair value of the public warrants at February 23, 2021 was a liability of $10,862,500. At March 31, 2021, the fair value has decreased to $6,668,750. The change in fair value of $4,193,750 is reflected as income in the statement of operations.

All of the 55,000,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

Our Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was recognized on March 31, 2021:

As of March 31, 2021
Gross proceeds	$550,000,000
Less:
Proceeds allocated to public warrants	$(10,862,500)
Class A shares issuance costs	$(30,173,310)
Plus:
Accretion of carrying value to redemption value	$(41,035,810)
Contingently redeemable Class A Common Stock	$550,000,000

4.       Related Party Transactions

Founder Shares

On January 4, 2021, the Sponsor purchased 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. On February 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent director nominees at their original purchase price. On February 25, 2021, the Company effected a stock dividend with respect to its Founder Shares of 2,300,000 shares thereof, resulting in an aggregate of 13,800,000 outstanding shares of Founder Shares. The Founder Shares are identical to the Class A Common Stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Sponsor agreed to forfeit up to 1,800,000 Founder Shares depending on the extent to which the underwriters exercised the remaining portion of their over-allotment option. On April 8, 2021, the Sponsor forfeited 50,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Private Placement Warrants

The Sponsor has purchased from the Company an aggregate of 4,333,333 whole warrants at a price of $3.00 per warrant (a purchase price of approximately $13,000,000) in a private placement that occurred simultaneously with the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Business Combination.

The Private Placement Warrants have terms and provisions that are identical to those of the public warrants sold as part of the units in the Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees.

If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants issued upon conversion of working capital loans, if any, have registration rights (in the case of the Founder Shares, only after conversion of such shares to common shares) pursuant to a registration rights agreement entered into by the Company, the Sponsor and the other security holders named therein on February 25, 2021. These holders will also have certain demand and “piggy back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Sponsor Loan

Prior to the completion of the Public Offering, the Sponsor loaned the Company an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organization expenses and expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the Public Offering. The Note was repaid upon completion of the Public Offering.

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the

Company consummates the Business Combination. As of March 31, 2021, the amount advanced by Sponsor to the Company was $1,350,000.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which it agreed to pay to an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial support. Services commenced on February 23, 2021 (the date the securities were first listed on the Nasdaq Capital Market) and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

For the period commencing February 23, 2021 through March 31, 2021 the Company has paid the affiliate $24,286.

5.       Deferred Underwriting Compensation

The Company is committed to pay a deferred underwriting discount totaling $19,250,000 or 3.50% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rates differ from the federal statutory rate primarily due to the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible for income tax purposes, for 2021.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended March 31, 2021. As of March 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and Cash Held in Trust

As of March 31, 2021, investment securities in the Company’s Trust Account consist of $550,008,699 in cash and money market funds.

8.       Fair Value Measurement

The Company complies with ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

Warrants

The Company has determined that warrants issued in connection with its initial public offering in February 2021 are subject to treatment as a liability. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Warrants were classified as Level 2 at the respective measurement dates.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	February 23, 2021	March 31, 2021
Selected volatility	20.0%	15.0%
Risk-free interest rate	0.69%	1.04%
Warrant exercise price	$11.50	$11.50
Expected term	5.5	5.5

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of March 31, 2021, is classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $4.2 million and $6.7 million, respectively, based on the closing price of GSEVU on that date of $9.96.

As of February 23, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $6.8 million and $10.9 million, respectively, based on the closing price of GSEVU on that date of $10.60.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value at February 23, 2021	$6,846,666	$10,862,500	$17,709,166
Change in fair value from initial measurement	(2,643,333)	(4,193,750)	(6,837,083)
Fair value at March 31, 2021	$4,203,333	$6,668,750	$10,872,083

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$550,008,699	$550,008,699	$—	$—
Public warrants	6,668,750	—	6,668,750	—
Private placement warrants	4,203,333	—	4,203,333	—
Total	$560,880,782	$550,008,699	$10,872,083	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share and 40,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At March 31, 2021, there were 55,000,000 shares of Class A common stock and 13,800,000 shares of Class F common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2021, there were no shares of preferred stock issued and outstanding.

10.       Risk and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

11.       Subsequent Events

Management has performed an evaluation of subsequent events through June 10, 2021, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10‑Q.

Cautionary Note Regarding Forward Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on September 14, 2020 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on February 25, 2021. As of March 31, 2021, we had not identified any business combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target.

Since completing our Public Offering, we have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our Business Combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt, or a combination of cash, stock and debt.

Results of Operations

For the three months ended March 31, 2021, we had net income of $6,025,363, of which $6,837,083 is non-cash gain related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by February 25, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at March 31, 2021, we had $1,005,580 in cash and deferred offering costs of $19,250,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

On January 4, 2021, the Sponsor purchased 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. On February 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent director nominees at their original purchase price. On February 25, 2021, the Company effected a stock dividend with respect to its Founder Shares of 2,300,000 shares thereof, resulting in an aggregate of 13,800,000 outstanding shares of Founder Shares. On April 8, 2021, the Sponsor forfeited 50,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder

Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering.

On February 25, 2021, we consummated our Public Offering of 55,000,000 Units at a price of $10.00 per Unit, including 7,000,000 Units as a result of the underwriters’ partial exercise of its over-allotment option, generating gross proceeds of $550,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 4,333,333 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $3.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $13,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated), the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $552,000,000, of which $550,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $2,000,000 at the closing of our Public Offering. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

Prior to the completion of the Public Offering, the Sponsor loaned the Company an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organization expenses and expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of January 31, 2022 or the completion of the Public Offering. The Note was repaid upon completion of the Public Offering.

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of March 31, 2021, the amount advanced by Sponsor to the Company was $1,350,000.

As of March 31, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $1,005,580 and $0, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At March 31, 2021 and December 31, 2020, the Company had current liabilities of $12,501,351 and $6,449 and working capital of ($9,596,262) and ($4,450), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after March 31, 2021 and amounts are continuing to accrue.

We intend to use substantially all of the funds held in the Trust Account, including interest (which interest shall be net of Regulatory Withdrawals and taxes payable) to consummate our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Common Stock upon completion of a Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in our Trust Account, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

Contractual Obligations

As of March 31, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($11,000,000) was paid at the closing of the Public Offering, and 3.5% ($19,250,000) was deferred. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the Deferred Discount.

Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements based on current operations of the Company.  The impact of any recently issued accounting standards will be re-evaluated on a regular basis or if a business combination is completed where the impact could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2021, $550,008,699 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2021, investment securities in the Company’s Trust Account consist of $550,008,699 in money market funds and $0 in cash. As of March 31, 2021, the effective annualized rate of return generated by our investments was approximately .003%.

We have not engaged in any hedging activities during the three months ended March 31, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. On April 12, 2021, the staff of the SEC issued the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In light of the SEC Staff Statement, the Company’s management further evaluated its warrants under FASB ASC Topic 815-40, which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Based on management’s evaluation, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management, concluded that the Company’s warrants were not indexed to the Company’s common stock in the manner contemplated by FASB ASC 815-40. As a result, the Company is required to classify the warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period, to recognize changes in the estimated fair value of the derivative instruments from the prior period that should be reported in the Company’s operating results for the current period. In the process of evaluating its financial statements the Company also revisited its financial statements to classify all Class A Common Stock in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Subsequently, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2021.  Based upon that evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments, our disclosure controls and procedures were not effective as of March 31, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the warrants in connection with the SEC Staff Statement, to reclassify the Company’s warrants, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus filed with the SEC on February 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on February 24, 2021; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On January 4, 2021, the Sponsor purchased 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. On February 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent director nominees at their original purchase price. On February 25, 2021, the Company effected a stock dividend with respect to its Founder Shares of 2,300,000 shares thereof, resulting in an aggregate of 13,800,000 outstanding shares of Founder Shares. On April 8, 2021, the Sponsor forfeited 50,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering.

The Sponsor has purchased from the Company an aggregate of 4,333,333 Private Placement Warrants at a price of $3.00 per warrant for a purchase price of $13,000,000) in a private placement that occurred simultaneously with the completion of the Public Offering. Each Private Placement Warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the business combination. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering, except the Private Placement Warrants are not redeemable so long as they are held by our Sponsor or its permitted transferees. If the Company does not complete a business combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On February 22, 2021, our registration statement on Form S‑1 (File No. 333-252272) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 55,000,000 Units at an offering price to the public of $10.00 per Unit, including 7,000,000 Units as a result of the underwriters’ partial exercise of its over-allotment option, generating gross proceeds of $550,000,000.

After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon the consummation of our Business Combination, if consummated), the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $552,000,000, of which

$550,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account in the United States maintained by the trustee.

Through March 31, 2021, we incurred approximately $30,782,239 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $11,000,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,250,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on February 24, 2021.

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months from the IPO Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24‑month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of March 31, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $550,008,699 was held in the Trust Account, and we had approximately $1,005,580 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021).

3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on January 20, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on January 20, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on January 20, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on January 20, 2021).

4.4

Warrant Agreement, dated February 25, 2021, between the Company and Computershare, Inc., as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings VII, Inc. for the quarter ended March 31, 2021, formatted inline eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statement of Income, (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS VII, INC.

Date: June 10, 2021	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)