Form 10-Q
period 2021-09-30
Gores Holdings VII Inc.
filed 2021-11-15
CIK 1828096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 55,000,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,750,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS VII, INC.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$532,690	$—
Deferred offering costs	—	1,999
Prepaid assets	1,369,855	—
Total current assets	1,902,545	1,999
Cash, cash equivalents and other investments held in Trust Account	550,035,436	—
Total assets	$551,937,981	$1,999

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$2,224,979	$5,999
State franchise tax accrual	150,000	450
Public warrants derivative liability	8,112,500	—
Private warrants derivative liability	5,113,333	—
Notes and advances payable – related party	1,350,000	—
Total current liabilities	16,950,812	6,449
Deferred underwriting compensation	19,250,000	—
Total liabilities	$36,200,812	$6,449

Commitments and contingencies
Class A Common Stock subject to possible redemption, 55,000,000 and -0- shares at September 30, 2021 and December 31, 2020, respectively (at redemption value of $10 per share)	550,000,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,750,000 and -0- shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,375	—
Additional paid-in-capital	—	—
Accumulated deficit	(34,264,206)	(4,450)

Total stockholders’ equity (deficit)	(34,262,831)	(4,450)

Total liabilities and stockholders’ equity (deficit)	$551,937,981	$1,999

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VII, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2021

Revenues	—	—
Professional fees and other expenses	(1,844,167)	(3,159,009)
State franchise taxes, other than income tax	(50,000)	(150,000)
Gain from change in fair value of warrant liabilities	2,129,583	4,483,333
Allocated expense for warrant issuance cost	—	(607,984)
Net income from operations	235,416	566,340
Other income - interest income	7,078	35,436
Net income before income taxes	$242,494	$601,776
Provision for income tax	—	—
Net income attributable to common shares	$242,494	$601,776

Net income/(loss) per ordinary share:
Class A Common Stock - basic and diluted	$0.00	$(0.71)
Class F Common Stock - basic and diluted	$0.00	$(0.71)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VII, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended September 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at July 1, 2021	-	$-	13,750,000	$1,375	$-	$(34,506,700)	$(34,505,325)
Net income	-	-	-	-	-	242,494	242,494
Balance at September 30, 2021	-	$-	13,750,000	$1,375	$-	$(34,264,206)	$(34,262,831)

	Nine Months Ended September 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Beginning Balance at January 1, 2021	-	$-	-	$-	$-	$(4,450)	$(4,450)
Sale of Class F Common Stock to Sponsor on January 4, 2021 at $0.0001 par value	-	-	11,500,000	1,150	23,850	-	25,000
Stock dividend effected on Class F Common Stock on February 25, 2021	-	-	2,300,000	230	(230)	-	-
Forfeited Class F Common Stock by Sponsor	-	-	(50,000)	(5)	5	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	6,153,334	-	6,153,334
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(6,176,959)	-	(6,176,959)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(34,861,532)	(34,861,532)
Net income	-	-	-	-	-	601,776	601,776
Balance at September 30, 2021	-	$-	13,750,000	$1,375	$-	$(34,264,206)	$(34,262,831)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS VII, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021

(Unaudited)

Cash flows from operating activities:
Net income	$601,776
Changes in state franchise tax accrual	149,550
Changes in prepaid assets	(1,369,855)
Changes in accrued expenses, formation and offering costs	2,220,979
Issuance costs related to warrant liability	607,984
Changes in fair value warrants derivative liabilities	(4,483,333)
Net cash used in operating activities	(2,272,899)
Cash flows from investing activities:
Cash deposited in Trust Account	(550,000,000)
Interest reinvested in the Trust Account	(35,436)
Net cash used in investing activities	(550,035,436)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	550,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	13,000,000
Proceeds from sale of Class F Common Stock to Sponsor	25,000
Proceeds from notes and advances payable – related party	1,650,000
Repayment of notes and advances payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(11,000,000)
Payment of accrued offering costs	(533,975)
Net cash provided by financing activities	552,841,025
Increase in cash	532,690
Cash at beginning of period	—
Cash at end of period	$532,690
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$19,250,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$450

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

Financing

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $550,000,000 was placed in a Trust Account with Computershare, Inc. acting as trustee (the “Trust Account”).

The Company intends to finance a Business Combination with the net proceeds from its $550,000,000 Public Offering and its sale of $13,000,000 of Private Placement Warrants.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of September 30, 2021, the Trust Account consisted of money market funds.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of results that may be expected for the full year or any other period. The Company was formed on September 14, 2020. Therefore, these financial statements do not include comparative statements to prior 2020 periods.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 11,208,333 shares of Common Stock at $11.50 per share were issued on February 25, 2021. At September 30, 2021, no warrants have been exercised. The 11,208,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$193,995	$48,499	$(31,103,968)	$(9,332,747)

Denominator:
Weighted-average shares outstanding	55,000,000	13,750,000	43,919,414	13,178,022
Basic and diluted net income/(loss) per share	$0.00	$0.00	$(0.71)	$(0.71)

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021.

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

Cash, Cash Equivalents and Other Investments Held in Trust Account

At September 30, 2021, the Company had $550,035,436 in the Trust Account which may be utilized for Business Combinations. At September 30, 2021, the Trust Account consisted of money market funds.

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

In addition, at September 30, 2021 and December 31, 2020, the Company had current liabilities of $16,950,812 and $6,449, respectively, and working capital of ($15,048,267) and ($4,450), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2021, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

3.       Public Offering

Public Units

On February 25, 2021, the Company sold 55,000,000 units at a price of $10.00 per unit (the “Units”), including 7,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $550,000,000. Each Unit consists of one share of the Company’s Class A Common Stock (the “public shares”), and one-eighth of one redeemable common stock purchase warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Computershare, Inc., as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($11,000,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% ($19,250,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at February 23, 2021 was a liability of $10,862,500. At September 30, 2021, the fair value has decreased to $8,112,500. The change in fair value of $2,750,000 is reflected as a gain in the statements of operations.

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

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was fully recognized by June 30, 2021, and there has been no additional accretion for the three months ended September 30, 2021:

As of September 30, 2021
Gross proceeds	$550,000,000
Less:
Proceeds allocated to public warrants	$(10,862,500)
Class A shares issuance costs	$(30,175,991)
Plus:
Accretion of carrying value to redemption value	$(41,038,491)
Contingently redeemable Class A Common Stock	$550,000,000

4.       Related Party Transactions

Founder Shares

On January 4, 2021, the Sponsor purchased 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. On February 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent director nominees at their original purchase price. On February 25, 2021, the Company effected a stock dividend with respect to its Founder Shares of 2,300,000 shares thereof. The Founder Shares are identical to the Class A Common Stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Sponsor agreed to forfeit up to 1,800,000 Founder Shares depending on the extent to which the underwriters exercised the remaining portion of their over-allotment option. On April 8, 2021, the Sponsor forfeited 50,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock. At September 30, 2021, there was an aggregate of 13,750,000 Founder Shares outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2021, the amount advanced by Sponsor to the Company was $1,350,000.

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

For the period commencing February 23, 2021 through September 30, 2021 the Company has paid the affiliate $144,286.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2021. As of September 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Cash, Cash Equivalents and Other Investments Held in Trust Account

As of September 30, 2021, investment securities in the Company’s Trust Account consist of $550,035,436 in money market funds.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in February 2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021.  At September 30, 2021, there were observable transactions in the Company’s public warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At September 30, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $1.18 at September 30, 2021. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	February 23, 2021	September 30, 2021*
Selected volatility	20.0%	--
Risk-free interest rate	0.69%	--
Warrant exercise price	$11.50	$11.50
Expected term	5.5	5.5

*Volatility and risk-free rate were not utilized in computation.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of September 30, 2021, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $5.1 million and $8.1 million, respectively, based on the closing price of GSEVW on that date of $1.18.

As of February 23, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $6.8 million and $10.9 million, respectively, based on the closing price of GSEVU on that date of $10.60.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at February 23, 2021	$6,846,666	$10,862,500	$17,709,166
Change in fair value	(1,733,333)	(2,750,000)	(4,483,333)
Fair value at September 30, 2021	$5,113,333	$8,112,500	$13,225,833

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash, Cash Equivalents and Other Investments Held in Trust Account	$550,035,436	$550,035,436	$—	$—

Derivative warrant liabilities:
Public warrants	(8,112,500)	(8,112,500)	—	—
Private placement warrants	(5,113,333)	—	(5,113,333)	—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share and 40,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At September 30, 2021, there were 55,000,000 shares of Class A common stock and 13,750,000 shares of Class F common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2021, there were no shares of preferred stock issued and outstanding.

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

11.       Subsequent Events

Management has performed an evaluation of subsequent events through November 12, 2021, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Results of Operations

For the three and nine months ended September 30, 2021, we had net income of $242,494 and $601,776, respectively, of which $2,129,583 and $4,483,333 is non-cash gain related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by February 25, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at September 30, 2021, we had $532,690 in cash and deferred offering costs of $19,250,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

On January 4, 2021, the Sponsor purchased 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. On February 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent director nominees at their original purchase price. On February 25, 2021, the Company effected a stock dividend with respect to its Founder Shares of 2,300,000 shares thereof. On April 8, 2021, the Sponsor forfeited 50,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. At September 30, 2021, there was an aggregate of 13,750,000 Founder Shares outstanding.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2021, the amount advanced by Sponsor to the Company was $1,350,000.

As of September 30, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $532,690 and $0, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At September 30, 2021 and December 31, 2020, the Company had current liabilities of $16,950,812 and $6,449 and working capital of ($15,048,267) and ($4,450), respectively, the balances of which are primarily related to warrants we have recorded as liabilities. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2021, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

Contractual Obligations

As of September 30, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the nine months ended September 30, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2021, $550,035,436 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2021, investment securities in the Company’s Trust Account consist of $550,035,436 in money market funds and $0 in cash. As of September 30, 2021, the effective annualized rate of return generated by our investments was approximately .0011%.

We have not engaged in any hedging activities during the nine months ended September 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On January 4, 2021, the Sponsor purchased 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. On February 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent director nominees at their original purchase price. On February 25, 2021, the Company effected a stock dividend with respect to its Founder Shares of 2,300,000 shares thereof. On April 8, 2021, the Sponsor forfeited 50,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. At September 30, 2021 there was an aggregate of 13,750,000 Founder Shares outstanding.

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

Through September 30, 2021, we incurred approximately $30,783,975 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $11,000,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,250,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on February 24, 2021.

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

As of September 30, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $550,035,436 was held in the Trust Account, and we had approximately $532,690 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS VII, INC.

Date: November 12, 2021	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)