Form 10-K/A
period 2021-12-31
Gores Holdings VII Inc.
filed 2022-05-13
CIK 1828096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Firm ID: 185Auditor Name: KPMG, LLPAuditor Location, Denver, Colorado, USA

i

Explanatory Note

Gores Holdings VII, Inc. (the “Company”) is filing this Form 10-K/A Amendment No. 1 (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (“Original Report”), to include in Notes To Financial Statements, Item 7, Income Taxes, which was previously omitted from the Original Report due to a technology error in the filing.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures contained in the Original Report, and accordingly, this Form 10-K/A does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

i

GORES HOLDINGS VII, INC.

ii

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

6.       Income Taxes

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2021 as follows:

Year Ended
December 31, 2021
Income tax expense/(benefit) at the federal statutory rate	$(419,904)
Capitalized Transaction Expenses	456,827
Warrant Liability	(494,288)
Dividends Received Deduction	(4,156)
State income taxes - net of federal income tax benefits	(79,282)
Change in valuation allowance	540,803
Total income tax expense (benefit)	$-

Current/Deferred Taxes

Year Ended
December 31, 2021
Current income tax expense/(benefit)
Federal	$-
State	-
Total current income tax expense/(benefit)	$-
Deferred income tax expense/(benefit)
Federal	$-
State	-
Total deferred income tax expense/(benefit)	$-
Provision for income taxes	$-

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021:

December 31, 2021
Deferred tax assets
Accrued Expenses	$50,955
Net operating losses	491,198
Total deferred tax assets	542,153
Valuation allowance	(541,897)
Net deferred tax assets	256

Deferred tax liabilities
Prepaids	(256)
Accrued Income	-
Total deferred tax liabilities	(256)
Net Deferred Tax Asset (Liability)	$-

7.        Fair Value Measurement

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

8.       Stockholders’ Equity

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

9.       Risk and Uncertainties

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

10.       Subsequent Events

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

GORES HOLDINGS VII, INC.

Date: May 13, 2022	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Stone and Andrew McBride and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alec Gores	Chairman	May 13, 2022
Alec Gores

/s/ Mark Stone	Chief Executive Officer (Principal Executive Officer)	May 13, 2022
Mark Stone

/s/ Andrew McBride	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 13, 2022
Andrew McBride

/s/ Randall Bort	Director	May 13, 2022
Randall Bort

/s/ Keith Covington	Director	May 13, 2022
Keith Covington

/s/ Elizabeth Marcellino	Director	May 13, 2022
Elizabeth Marcellino