Form 10-Q
period 2022-03-31
Gores Holdings VII Inc.
filed 2022-05-16
CIK 1828096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The aggregate market value of the registrant’s Class A Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registration, at June 30, 2021, computed by reference to the closing price for the Class A Common Stock on such date, as reported on the Nasdaq Stock Market LLC, was, $545.1m.

As of May 13, 2022, there were 55,000,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,750,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS VII, INC.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$131,752	$323,050
Prepaid assets	925,430	1,103,707
Total current assets	1,057,182	1,426,757
Cash, cash equivalents and other investments held in Trust Account	550,102,446	550,047,057
Total assets	$551,159,628	$551,473,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$2,219,817	$2,182,321
State franchise tax accrual	50,000	200,225
Public warrants derivative liability	5,568,750	9,418,750
Private warrants derivative liability	3,510,000	5,936,666
Notes and advances payable – related party	1,700,000	1,350,000
Total current liabilities	13,048,567	19,087,962
Deferred underwriting compensation	19,250,000	19,250,000
Total liabilities	$32,298,567	$38,337,962

Commitments and contingencies
Class A Common Stock subject to possible redemption, 55,000,000 and 55,000,000 shares at March 31, 2022 and December 31, 2021, respectively (at redemption value of $10 per share)	550,000,000	550,000,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,750,000 and 13,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,375	1,375
Additional paid-in-capital	—	—
Accumulated deficit	(31,140,314)	(36,865,523)

Total stockholders’ deficit	(31,138,939)	(36,864,148)

Total liabilities and stockholders’ deficit	$551,159,628	$551,473,814

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VII, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021

Revenues	—	—
Professional fees and other expenses	(556,846)	(162,490)
State franchise taxes, other than income tax	(50,000)	(50,000)
Gain from change in fair value of warrant liabilities	6,276,666	6,837,083
Allocated expense for warrant issuance cost	—	(607,929)
Net income from operations	5,669,820	6,016,664
Other income - interest income	55,389	8,699
Net income before income taxes	$5,725,209	$6,025,363
Provision for income tax	—	—
Net income attributable to common shares	$5,725,209	$6,025,363

Net income/(loss) per common share:
Class A Common Stock - basic and diluted	$0.08	$(1.05)
Class F Common Stock - basic and diluted	$0.08	$(1.05)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VII, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended March 31, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Beginning Balance at January 1, 2021	-	$-	-	$-	$-	$(4,450)	$(4,450)
Sale of Class F Common Stock to Sponsor on January 4, 2021 at $0.0001 par value	-	-	11,500,000	1,150	23,850	-	25,000
Stock dividend effected on Class F Common Stock on February 25, 2021	-	-	2,300,000	230	(230)	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	6,153,334	-	6,153,334
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(6,176,954)	-	(6,176,954)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(34,859,856)	(34,859,856)
Net income	-	-	-	-	-	6,025,363	6,025,363
Balance at March 31, 2021	-	$-	13,800,000	$1,380	$-	$(28,838,943)	$(28,837,563)

	Three Months Ended March 31, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2022	-	$-	13,750,000	$1,375	$-	$(36,865,523)	$(36,864,148)
Net income	-	-	-	-	-	5,725,209	5,725,209
Balance at March 31, 2022	-	$-	13,750,000	$1,375	$-	$(31,140,314)	$(31,138,939)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS VII, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$5,725,209	$6,025,363
Adjustments to reconcile net income to net cash used in operating activities:
Issuance costs related to warrant liability	—	607,929
Changes in fair value warrants derivative liabilities	(6,276,666)	(6,837,083)
Changes in operating assets and liabilities:
Changes in state franchise tax accrual	(150,225)	49,550
Changes in prepaid assets	178,277	(1,899,509)
Changes in accrued expenses, formation and offering costs	37,496	225,267
Net cash used in operating activities	(485,909)	(1,828,483)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(550,000,000)
Interest reinvested in the Trust Account	(55,389)	(8,699)
Net cash used in investing activities	(55,389)	(550,008,699)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	550,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	13,000,000
Proceeds from sale of Class F Common Stock to Sponsor	—	25,000
Proceeds from notes and advances payable – related party	350,000	1,650,000
Repayment of notes and advances payable – related party	—	(300,000)
Payment of underwriters’ discounts and commissions	—	(11,000,000)
Payment of accrued offering costs	—	(532,238)
Net cash provided by financing activities	350,000	552,842,762
Increase in cash	(191,298)	1,005,580
Cash at beginning of period	323,050	—
Cash at end of period	$131,752	$1,005,580
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$19,250,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$200,000	$450

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

Financing

Upon the close of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $550,000,000 was placed in a Trust Account with Computershare, Inc. acting as trustee (the “Trust Account”).

The Company intends to finance a Business Combination with the net proceeds from its $550,000,000 Public Offering and its sale of $13,000,000 of Private Placement Warrants.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940 (the “Investment Company Act”), as amended, that invest only in direct U.S. government obligations. As of March 31, 2022, the Trust Account consisted of money market funds.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022 and December 31, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 and 2021, are not necessarily indicative of results that may be expected for the full year or any other period.

The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 11,208,333 shares of Common Stock at $11.50 per share were issued on February 25, 2021. At March 31, 2022 and December 31, 2021, no warrants have been exercised. The 11,208,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$4,580,167	$1,145,042	$(22,420,196)	$(12,590,250)

Denominator:
Weighted-average shares outstanding	55,000,000	13,750,000	21,388,889	12,011,111
Basic and diluted net income/(loss) per share	$0.08	$0.08	$(1.05)	$(1.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022.

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

Cash, Cash Equivalents and Other Investments Held in Trust Account

At March 31, 2022, the Company had $550,102,446 in the Trust Account which may be utilized for Business Combinations. At March 31, 2022, the Trust Account consisted of money market funds. The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by February 25, 2023; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by February 25, 2023, subject to the requirements of law and stock exchange rules.

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

In addition, at March 31, 2022 and December 31, 2021, the Company had current liabilities of $13,048,567 and $19,087,962, respectively, and a working capital deficit of ($11,991,385) and ($17,661,205), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2022, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2021 was a liability of $9,418,750. At March 31, 2022, the fair value has decreased to $5,568,750. The change in fair value of $3,850,000 is reflected as a gain in the statements of operations.

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

As of March 31, 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was fully recognized by June 30, 2021, and there has been no additional accretion since:

As of March 31, 2022
Gross proceeds	$550,000,000
Less:
Proceeds allocated to public warrants	$(10,862,500)
Class A shares issuance costs	$(30,175,991)
Plus:
Accretion of carrying value to redemption value	$41,038,491
Contingently redeemable Class A Common Stock	$550,000,000

4.       Related Party Transactions

Founder Shares

On January 4, 2021, the Sponsor purchased 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. On February 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent directors at their original purchase price. On February 25, 2021, the Company effected a stock dividend with respect to its Founder Shares of 2,300,000 shares thereof. The Founder Shares are identical to the Class A Common Stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Sponsor agreed to forfeit up to 1,800,000 Founder Shares depending on the extent to which the underwriters exercised the remaining portion of their over-allotment option. On April 8, 2021, the Sponsor forfeited 50,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock. At March 31, 2022, there was an aggregate of 13,750,000 Founder Shares outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless. Consistent with the public warrants, the private warrants are accounted for as liabilities under ASC Topic 814-40, due to their terms.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) February 11, 2023 or (ii) the date on which the Company consummates the Business Combination. As of March 31, 2022, the amount advanced by Sponsor to the Company was $1,700,000.

In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $3.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

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

For the three months ended March 31, 2022, the Company paid the affiliate $60,000. For the period commencing February 22, 2021 through March 31, 2022, the Company has paid the affiliate $264,286.

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rates differ from the federal statutory rate primarily due to the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible for income tax purposes, for 2021 and 2022.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended March 31, 2022. As of March 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in February 2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that went public in close proximity to the Company’s IPO Closing Date. At March 31, 2022, there were observable transactions in the Company’s public warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At March 31, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.81 per warrant at March 31, 2022. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of March 31, 2022, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of March 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $3.5 million and $5.6 million, respectively, based on the closing price of GSEVW on that date of $0.81.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $5.9 million and $9.4 million, respectively, based on the closing price of GSEVW on that date of $1.37.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at December 31, 2021	5,936,666	9,418,750	$15,355,416
Change in fair value	(2,426,666)	(3,850,000)	(6,276,666)
Fair value at March 31, 2022	3,510,000	5,568,750	$9,078,750

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash, Cash Equivalents and Other Investments Held in Trust Account	$550,102,446	$550,102,446	$—	$—

Derivative warrant liabilities:
Public warrants	(5,568,750)	(5,568,750)	—	—
Private placement warrants	(3,510,000)	—	(3,510,000)	—

8.       Common and Preferred Stock

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share and 40,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At March 31, 2022 and December 31, 2021, there were 55,000,000 shares of Class A common stock and 13,750,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

9.       Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. Additionally, various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

10.       Subsequent Events

Management has performed an evaluation of subsequent events through May 13, 2022, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Results of Operations

For the three months ended March 31, 2022 and 2021, we had net income of $5,725,209 and $6,025,363, of which $6,276,666 and $6,837,083 is non-cash gain related to the change in fair value of the warrant liability, respectively. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by February 25, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at March 31, 2022, we had $131,752 in cash and deferred offering costs of $19,250,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) February 11, 2023 or (ii) the date on which the Company consummates the Business Combination. As of March 31, 2022, the amount advanced by Sponsor to the Company was $1,700,000.

As of March 31, 2022 and December 31, 2021, we had cash held outside of the Trust Account of approximately $131,752 and $323,050, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At March 31, 2022 and December 31, 2021, the Company had current liabilities of $13,048,567 and $19,087,962 and a working capital deficit of ($11,991,385) and ($17,661,205), respectively, the balances of which are primarily related to warrants we have recorded as liabilities. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after March 31, 2022, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

As of March 31, 2022 and December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2022, consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2022, $550,102,446 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2022, investment securities in the Company’s Trust Account consist of $550,102,446 in money market funds. As of March 31, 2022, the effective annualized rate of return generated by our investments was approximately .0015%.

We have not engaged in any hedging activities during the three months ended March 31, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus filed with the SEC on February 24, 2021, and our Annual Report on Form 10-K filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on February 24, 2021, or our Annual Report on Form 10-K filed with the SEC on March 30, 2022 except for the below.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

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

Through March 31, 2022, we incurred approximately $30,783,975 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $11,000,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,250,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated February 24, 2021 which was filed with the SEC.

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

As of March 31, 2022, after giving effect to our Public Offering and our operations subsequent thereto, approximately $550,102,446 was held in the Trust Account, and we had approximately $131,752 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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