Form 10-Q
period 2022-06-30
Gores Holdings VII Inc.
filed 2022-08-11
CIK 1828096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 55,000,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,750,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS VII, INC.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$107,354	$323,050
Prepaid assets	664,550	1,103,707
Total current assets	771,904	1,426,757
Cash, cash equivalents and other investments held in Trust Account	550,615,449	550,047,057
Total assets	$551,387,353	$551,473,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$2,168,354	$2,182,321
State franchise tax accrual	20,000	200,225
Public warrants derivative liability	3,162,500	9,418,750
Private warrants derivative liability	1,993,333	5,936,666
Notes and advances payable – related party	1,700,000	1,350,000
Total current liabilities	9,044,187	19,087,962
Deferred underwriting compensation	19,250,000	19,250,000
Total liabilities	$28,294,187	$38,337,962

Commitments and contingencies
Class A Common Stock subject to possible redemption, 55,000,000 and 55,000,000 shares at June 30, 2022 and December 31, 2021, respectively (at redemption value of $10 per share)	550,000,000	550,000,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,750,000 and 13,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,375	1,375
Additional paid-in-capital	—	—
Accumulated deficit	(26,908,209)	(36,865,523)

Total stockholders’ deficit	(26,906,834)	(36,864,148)

Total liabilities and stockholders’ deficit	$551,387,353	$551,473,814

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VII, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	—	—	—	—
Professional fees and other expenses	(383,338)	(1,152,352)	(940,184)	(1,314,842)
State franchise taxes, other than income tax	(50,000)	(50,000)	(100,000)	(100,000)
Gain/(loss) from change in fair value of warrant liabilities	3,922,917	(4,483,333)	10,199,583	2,353,750
Allocated expense for warrant issuance cost	—	(55)	—	(607,984)
Net income/(loss) from operations	3,489,579	(5,685,740)	9,159,399	330,924
Other income - interest income	742,526	19,659	797,915	28,358
Net income/(loss) before income taxes	$4,232,105	$(5,666,081)	$9,957,314	$359,282
Provision for income tax	—	—	—	—
Net income/(loss) attributable to common shares	$4,232,105	$(5,666,081)	$9,957,314	$359,282

Net income/(loss) per common share:
Class A Common Stock - basic and diluted	$0.06	$(0.08)	$0.14	$(0.79)
Class F Common Stock - basic and diluted	$0.06	$(0.08)	$0.14	$(0.79)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VII, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Six Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Beginning Balance at January 1, 2021	-	$-	-	$-	$-	$(4,450)	$(4,450)
Sale of Class F Common Stock to Sponsor on January 4, 2021 at $0.0001 par value	-	-	11,500,000	1,150	23,850	-	25,000
Stock dividend effected on Class F Common Stock on February 25, 2021	-	-	2,300,000	230	(230)	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	6,153,334	-	6,153,334
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(6,176,954)	-	(6,176,954)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(34,859,856)	(34,859,856)
Net income	-	-	-	-	-	6,025,363	6,025,363
Balance at March 31, 2021	-	$-	13,800,000	$1,380	$-	$(28,838,943)	$(28,837,563)
Forfeited Class F Common Stock by Sponsor	-	-	(50,000)	(5)	5	-	-
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(5)	-	(5)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(1,676)	(1,676)
Net loss	-	-	-	-	-	(5,666,081)	(5,666,081)
Balance at June 30, 2021	-	$-	13,750,000	$1,375	$-	$(34,506,700)	$(34,505,325)

	For the Three and Six Months Ended June 30, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2022	-	$-	13,750,000	$1,375	$-	$(36,865,523)	$(36,864,148)
Net income	-	-	-	-	-	5,725,209	5,725,209
Balance at March 31, 2022	-	$-	13,750,000	$1,375	$-	$(31,140,314)	$(31,138,939)
Net income	-	-	-	-	-	4,232,105	4,232,105
Balance at June 30, 2022	-	$-	13,750,000	$1,375	$-	$(26,908,209)	$(26,906,834)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS VII, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$9,957,314	$359,282
Adjustments to reconcile net income to net cash used in operating activities:
Issuance costs related to warrant liability	—	607,984
Changes in fair value warrants derivative liabilities	(10,199,583)	(2,353,750)
Changes in operating assets and liabilities:
Changes in state franchise tax accrual	(180,225)	99,550
Changes in prepaid assets	439,157	(1,636,004)
Changes in accrued expenses, formation and offering costs	(13,967)	1,054,999
Net cash provided by/(used in) operating activities	2,696	(1,867,939)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(550,000,000)
Interest reinvested in the Trust Account	(568,392)	(28,358)
Net cash used in investing activities	(568,392)	(550,028,358)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	550,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	13,000,000
Proceeds from sale of Class F Common Stock to Sponsor	—	25,000
Proceeds from notes and advances payable – related party	350,000	1,650,000
Repayment of notes and advances payable – related party	—	(300,000)
Payment of underwriters’ discounts and commissions	—	(11,000,000)
Payment of accrued offering costs	—	(533,975)
Net cash provided by financing activities	350,000	552,841,025
Increase in cash	(215,696)	944,728
Cash at beginning of period	323,050	—
Cash at end of period	$107,354	$944,728
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$19,250,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$280,225	$450

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940 (the “Investment Company Act”), as amended, that invest only in direct U.S. government obligations. As of June 30, 2022, the Trust Account consisted of money market funds.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022 and December 31, 2021 and the results of operations and cash flows for the periods presented. Operating results for the six months ended June 30, 2022 and 2021, are not necessarily indicative of results that may be expected for the full year or any other period.

The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 11,208,333 shares of Common Stock at $11.50 per share were issued on February 25, 2021. At June 30, 2022 and December 31, 2021, no warrants have been exercised. The 11,208,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$3,385,684	$846,421	$(4,534,756)	$(1,134,006)	$7,965,851	$1,991,463	$(30,434,967)	$(10,244,243)

Denominator:
Weighted-average shares outstanding	55,000,000	13,750,000	55,000,000	13,753,846	55,000,000	13,750,000	38,287,293	12,887,293
Basic and diluted net income/(loss) per share	$0.06	$0.06	$(0.08)	$(0.08)	$0.14	$0.14	$(0.79)	$(0.79)

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4) (collectively, “Warrant Securities”), in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022.

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

Cash, Cash Equivalents and Other Investments Held in Trust Account

At June 30, 2022, the Company had $550,615,449 in the Trust Account which may be utilized for Business Combinations. At June 30, 2022, the Trust Account consisted of money market funds. The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by February 25, 2023; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by February 25, 2023, subject to the requirements of law and stock exchange rules.

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

In addition, at June 30, 2022 and December 31, 2021, the Company had current liabilities of $9,044,187 and $19,087,962, respectively, and a working capital deficit of ($8,272,283) and ($17,661,205), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2022, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2021 was a liability of $9,418,750. At June 30, 2022, the fair value has decreased to $3,162,500. The change in fair value of $6,256,250 is reflected as a gain in the statements of operations.

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

As of June 30, 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was fully recognized by June 30, 2021, and there has been no additional accretion since:

As of June 30, 2022
Gross proceeds	$550,000,000
Less:
Proceeds allocated to public warrants	$(10,862,500)
Class A shares issuance costs	$(30,175,991)
Plus:
Accretion of carrying value to redemption value	$41,038,491
Contingently redeemable Class A Common Stock	$550,000,000

4.       Related Party Transactions

Founder Shares

On January 4, 2021, the Sponsor purchased 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. On February 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent directors at their original purchase price. On February 25, 2021, the Company effected a stock dividend with respect to its Founder Shares of 2,300,000 shares thereof. The Founder Shares are identical to the Class A Common Stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Sponsor agreed to forfeit up to 1,800,000 Founder Shares depending on the extent to which the underwriters exercised the remaining portion of their over-allotment option. On April 8, 2021, the Sponsor forfeited 50,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock. At June 30, 2022, there was an aggregate of 13,750,000 Founder Shares outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) February 11, 2023 or (ii) the date on which the Company consummates the Business Combination. As of June 30, 2022, the amount advanced by Sponsor to the Company was $1,700,000.

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

For the six months ended June 30, 2022, the Company paid the affiliate $120,000. For the period commencing February 22, 2021 through June 30, 2022, the Company has paid the affiliate $324,286.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2022. As of June 30, 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in February 2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that went public in close proximity to the Company’s IPO Closing Date. At June 30, 2022, there were observable transactions in the Company’s public warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At June 30, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.46 per warrant at June 30, 2022. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of June 30, 2022, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of June 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $2.0 million and $3.2 million, respectively, based on the closing price of GSEVW on that date of $0.46.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $5.9 million and $9.4 million, respectively, based on the closing price of GSEVW on that date of $1.37.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at December 31, 2021	5,936,666	9,418,750	$15,355,416
Change in fair value	(3,943,333)	(6,256,250)	(10,199,583)
Fair value at June 30, 2022	1,993,333	3,162,500	$5,155,833

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash, Cash Equivalents and Other Investments Held in Trust Account	$550,615,449	$550,615,449	$—	$—

Derivative warrant liabilities:
Public warrants	(3,162,500)	(3,162,500)	—	—
Private placement warrants	(1,993,333)	—	(1,993,333)	—

8.       Common and Preferred Stock

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share and 40,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At June 30, 2022 and December 31, 2021, there were 55,000,000 shares of Class A common stock and 13,750,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

10.       Subsequent Events

Management has performed an evaluation of subsequent events through August 11, 2022, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Results of Operations

For the six months ended June 30, 2022 and 2021, we had net income of $9,957,314 and $359,282, of which $10,199,583 and $2,353,750 is non-cash gain related to the change in fair value of the warrant liability, respectively. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by February 25, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at June 30, 2022, we had $107,354 in cash and deferred offering costs of $19,250,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) February 11, 2023 or (ii) the date on which the Company consummates the Business Combination. As of June 30, 2022, the amount advanced by Sponsor to the Company was $1,700,000.

As of June 30, 2022 and December 31, 2021, we had cash held outside of the Trust Account of approximately $107,354 and $323,050, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At June 30, 2022 and December 31, 2021, the Company had current liabilities of $9,044,187 and $19,087,962 and a working capital deficit of ($8,272,283) and ($17,661,205), respectively, the balances of which are primarily related to warrants we have recorded as liabilities. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after June 30, 2022, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

With regard to the SEC’s investment company proposals included in the 2022 Proposed Rules (as defined below), to mitigate the risk of being viewed as operating as an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we intend to, on or prior to the 18-month anniversary of the effective date of our registration statement relating to the Public Offering, instruct Computershare, Inc., the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Business Combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

As of June 30, 2022 and December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the six months ended June 30, 2022, consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2022, $550,615,449 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2022, investment securities in the Company’s Trust Account consist of $550,615,449 in money market funds. As of June 30, 2022, the effective annualized rate of return generated by our investments was approximately .009%.

We have not engaged in any hedging activities during the six months ended June 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

We will not have entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Public Offering, and may not complete our Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we intend to, on or prior to the 18-month anniversary of the effective date of our registration statement relating to the Public Offering, instruct Computershare, Inc., the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Business Combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

Through June 30, 2022, we incurred approximately $30,783,975 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $11,000,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,250,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated February 24, 2021 which was filed with the SEC.

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

As of June 30, 2022, after giving effect to our Public Offering and our operations subsequent thereto, approximately $550,615,449 was held in the Trust Account, and we had approximately $107,354 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS VII, INC.

Date: August 11, 2022	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)